Form 10-Q
period 1996-04-28
TYLAN GENERAL INC
filed 1996-06-12
CIK 894776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 28, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                         Commission File Number 0-25376


                               TYLAN GENERAL, INC.
             (Exact name of Registrant as specified in its charter)


DELAWARE                                                   04-2659273
(State or other jurisdiction)                    (I.R.S. employer identification
 of incorporation or organization)                            number)


               9577 CHESAPEAKE DRIVE, SAN DIEGO CALIFORNIA 92123
                         (Address of principal executive offices)

                                 (619) 571-1222
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ YES / / NO

As of May 26, 1996, there were 6,517,382 shares of the Registrant's Common Stock outstanding.

                               TYLAN GENERAL, INC.

                                    FORM 10-Q
                                 APRIL 28, 1996

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                               ----
PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Statements of Income for the three months
                  and six months ended April 28, 1996 and April 30, 1995 .......................    3

              Consolidated Balance Sheets as of April 28, 1996
                  and October 29, 1995 .........................................................    4

              Consolidated Statements of Cash Flows for the
                  six months ended April 28, 1996 and April 30, 1995 ...........................    5

              Notes to Consolidated Financial Statements .......................................    6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ....................................................    8

PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders ..............................   17

Item 6.       Exhibits and Reports on Form 8-K .................................................   17

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                           TYLAN GENERAL, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         -----------------------     ----------------------
                                                         APRIL 28,     APRIL 30,     APRIL 28,     APRIL 30,
                                                            1996         1995          1996          1995
                                                         --------      --------      --------      --------

    NET SALES .......................................    $ 29,198      $ 18,717      $ 52,720      $ 33,531
    COST OF SALES ...................................      16,582        10,547        30,350        19,065
                                                         --------      --------      --------      --------
              Gross profit ..........................      12,616         8,170        22,370        14,466
                                                         --------      --------      --------      --------
    OPERATING EXPENSES:
       Sales and marketing ..........................       3,627         2,701         6,939         4,817
       General and administrative ...................       2,478         1,936         4,443         3,364
       Research and development .....................       2,029         1,416         3,298         2,325
       Amortization, primarily goodwill .............          92           120           184           239
                                                         --------      --------      --------      --------
              Total operating expenses ..............       8,226         6,173        14,864        10,745
                                                         --------      --------      --------      --------
    INCOME FROM OPERATIONS ..........................       4,390         1,997         7,506         3,721
                                                         --------      --------      --------      --------
    OTHER INCOME (EXPENSE):
       Interest income (expense) -- net .............          90          (100)          176          (459)
       Foreign currency exchange gain--net ..........          32           404            14           397
       Other -- net .................................           1           (21)          204           (33)
                                                         --------      --------      --------      --------
              Total other income (expense) ..........         123           283           394           (95)
                                                         --------      --------      --------      --------
    INCOME BEFORE INCOME TAXES
       AND EXTRAORDINARY ITEM .......................       4,513         2,280         7,900         3,626
    PROVISION FOR INCOME TAXES ......................      (1,737)         (958)       (3,028)       (1,523)
                                                         --------      --------      --------      --------
    INCOME BEFORE EXTRAORDINARY ITEM ................       2,776         1,322         4,872         2,103
                                                         ========      ========      ========      ========
    EXTRAORDINARY ITEM, NET OF INCOME
       TAX BENEFIT ..................................                      (695)                       (695)
                                                         --------      --------      --------      --------
    NET INCOME ......................................    $  2,776      $    627      $  4,872      $  1,408
                                                         ========      ========      ========      ========
    EARNINGS PER SHARE DATA:
       Earnings per share before extraordinary
         item .......................................    $   0.41      $   0.25      $   0.72      $   0.45
       Extraordinary item ...........................                     (0.13)                      (0.15)
                                                         --------      --------      --------      --------
       Earnings per share ...........................    $   0.41      $   0.12      $   0.72      $   0.30
                                                         ========      ========      ========      ========
       Weighted average common and common
         equivalent shares outstanding ..............       6,713         5,325         6,726         4,660



                 See notes to consolidated financial statements.

                               TYLAN GENERAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         APRIL 28,    OCTOBER 29,
                                                                            1996          1995
                                                                            ----          ----
                                                 ASSETS
    CURRENT ASSETS:
       Cash .......................................................      $ 10,288      $15,148
       Accounts receivable ........................................        18,301       14,245
       Current portion of note receivable .........................         1,300
       Inventories (Note 2) .......................................        15,290       11,903
       Prepaid expenses and other .................................         1,399        1,035
       Deferred income taxes ......................................         1,517        1,517
                                                                         --------      -------
              Total current assets ................................        48,095       43,848
    NOTE RECEIVABLE--net of current portion .......................         2,313
    PROPERTY--net .................................................        13,342       11,140
    GOODWILL--net .................................................         2,359        2,505
    DEFERRED INCOME TAXES .........................................           385          385
    OTHER ASSETS ..................................................         1,065          963
                                                                         --------      -------
    TOTAL .........................................................      $ 67,559      $58,841
                                                                         ========      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
       Accounts payable ...........................................      $  9,996      $ 7,571
       Accrued expenses ...........................................         4,856        4,514
       Current portion of long-term debt and capital leases .......           960          881
       Income taxes payable .......................................         2,211        1,551
                                                                         --------      -------
              Total current liabilities ...........................        18,023       14,517
    LONG-TERM DEBT AND CAPITAL LEASES .............................         2,160        1,649
                                                                         --------      -------
              Total liabilities ...................................        20,183       16,166
                                                                         ========      =======
    COMMITMENTS AND CONTINGENCIES  (Notes 3, 4)
    STOCKHOLDERS' EQUITY:
       Common stock:
          -- authorized -- 50,000,000 shares, par value $.001,
            issued and outstanding -- 6,517,382 shares and
            6,476,228 shares ......................................             7            6
       Paid-in capital ............................................        36,027       35,813
       Retained earnings ..........................................        11,494        6,622
       Cumulative translation adjustment ..........................          (152)         234
                                                                         --------      -------
              Total stockholders' equity ..........................        47,376       42,675
                                                                         --------      -------
    TOTAL .........................................................      $ 67,559      $58,841
                                                                         ========      =======

                     See notes to consolidated financial statements

                               TYLAN GENERAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  SIX MONTHS ENDED
                                                                               ---------------------
                                                                               APRIL 28,    APRIL 30,
OPERATING ACTIVITIES:                                                              1996        1995
                                                                               --------     --------
       Net income .........................................................    $  4,872      $ 1,408
        Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
            Write-off of unamortized Deferred Issuance Cost ...............                      949
            Depreciation and amortization .................................       1,304          928
            Deferred Income Taxes .........................................                       43
            Net loss of Korean joint venture ..............................                      125
            Change in assets and liabilities:
                 Accounts receivable ......................................      (4,339)      (3,798)
                 Note receivable ..........................................      (3,613)
                 Inventories ..............................................      (3,644)      (2,139)
                 Prepaid expenses and other ...............................        (539)        (521)
                 Accounts payable and other liabilities ...................       3,602        4,249
                                                                                -------      -------
                      Net cash provided by (used in) operating
                        activities ........................................      (2,357)       1,244
                                                                                -------      -------
    INVESTING ACTIVITIES:
       Capital expenditures ...............................................      (3,442)      (1,313)
                                                                                -------      -------
                      Net cash used in investing activities ...............      (3,442)      (1,313)
                                                                                -------      -------
    FINANCING ACTIVITIES:
       Net repayments under line of credit ................................                     (608)
       Proceeds from long-term debt .......................................       1,200          300
       Repayments of long-term debt .......................................        (314)      (5,500)
       Proceeds from capital leases .......................................                      482
       Repayments of capital leases .......................................        (246)        (262)
       Net proceeds from initial public offering ..........................                    7,403
       Proceeds from exercise of stock options and employee
         stock purchases ..................................................         215
       Translation adjustment and other ...................................          84          (94)
                                                                                -------      -------
                      Net cash provided by financing activities ...........         939        1,721
                                                                                -------      -------
    INCREASE (DECREASE) IN CASH ...........................................      (4,860)       1,652
    CASH AT BEGINNING OF PERIOD ...........................................      15,148        1,471
                                                                                -------      -------
    CASH AT END OF PERIOD .................................................    $ 10,288      $ 3,123
                                                                               =======       =======

                          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid during the year for:
            Interest ......................................................    $     99      $   549
            Income taxes, net of refunds ..................................    $  2,258      $   359




                 See notes to consolidated financial statements.

                               TYLAN GENERAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements included herein have been prepared by Tylan General, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 29, 1995 included in the Company's Form 10-K. In the opinion of management, the consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of April 28, 1996 and the results of its operations for the three-month and six-month periods ended April 28, 1996 and April 30, 1995. The results of operations for the interim periods are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

2.   INVENTORIES

     The components of inventory at April 28, 1996 and October 29, 1995 consisted of the following (in thousands of dollars):


                                          April 28,         October 29,
                                            1996               1995
                                         ---------         -----------
     Raw materials....................   $  10,846         $    6,535
     Work in process..................       1,466              1,611
     Finished goods...................       2,978              3,757
                                         =========         ==========
     Total............................   $  15,290         $   11,903
                                         =========         ==========


3.   PROPOSED ACQUISITION

     On February 20, 1996, the Company signed an agreement to acquire Span Instruments, Inc., a privately held manufacturer of high purity pressure monitoring and control instrumentation. Under terms of the agreement, the Company will acquire all of the outstanding shares of Span capital stock in exchange for 1,470,000 shares of Tylan General common stock. The agreement, which is intended to be accounted for as a pooling of interest, is subject to the approval of Tylan General's stockholders and Span's shareholders.

     As of April 28, 1996, the Company had $3.6 million due from Span Instruments for returned inventory, which had been purchased by certain of the Company's subsidiaries under international distribution agreements. The $3.6 million is payable in monthly installments of $100,000 plus interest beginning April 15, 1996.

4.   RESEARCH AND DEVELOPMENT AGREEMENT

     In April 1996, the Company signed a five-year research and development agreement with Integrated Sensing Systems, Inc. ("ISSYS"). Under terms of the agreement, ISSYS will undertake research and development of certain products which may be sold to Tylan General or incorporated into Tylan General's products and Tylan General will make equal quarterly payments of $250,000 to ISSYS through January 2001. Tylan General may terminate the agreement prior to the expiration date, at which time the Company will be obligated to make quarterly payments through the end of the current contract year plus the next full contract year.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks associated with changes in demand for semiconductor capital equipment, changes in product mix, new product introductions, and the integration of operations and product offerings following completion of the proposed combination with Span Instruments, Inc., as well as those discussed elsewhere in this section and in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995.

GENERAL

Tylan General designs, manufactures and markets precision mass flow controllers, gas panels and pressure measurement and control instrumentation. The Company's products are used primarily in integrated circuit ("IC") fabrication, and also in other manufacturing processes such as flat panel display and fiber optic cable fabrication.

The Company's business depends substantially upon the capital expenditures of IC manufacturers, which in turn depend upon the demand for ICs and products utilizing ICs. IC manufacturers purchase the Company's products either as part of processing systems purchased from semiconductor capital equipment suppliers ("equipment suppliers") or directly from the Company for retrofit or replacement applications. Sales to equipment suppliers and IC manufacturers accounted for a substantial majority of the Company's net sales in the first six months of fiscal 1996 and substantially all of the Company's growth in net sales in recent years. The Company anticipates that sales to such customers will continue to account for a substantial majority of its sales. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured by the Company. In 1991 and 1992, the semiconductor capital equipment industry and the Company were materially and adversely impacted by decreased demand for semiconductor capital equipment. In recent years, the IC industry has experienced significant growth which in turn has resulted in significant growth in the semiconductor capital equipment industry. The Company believes that the rate of growth in the IC industry will deteriorate, and further, there can be no assurance that demand for ICs and products utilizing ICs will not decline or that supply of ICs will not outpace demand. The Company does not expect to be able to sustain in the future the rate of growth in revenues that it experienced for the three months and six months ended April 28, 1996 compared to the three months and six months ended April 30, 1995. The Company anticipates that a significant portion of new orders for its products will depend upon demand from IC manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist. In recent months, several IC manufacturers have delayed or cancelled planned capacity expansions as the supply of

ICs from existing sources has outpaced the demand for ICs. Such delays have resulted in rescheduling of some significant orders for the Company's products. The Company expects that existing conditions of oversupply in the IC market will continue, resulting in further delays and cancellation of orders for the Company's products. A further weakening of demand for semiconductor capital equipment, as well as downturns or slowdowns in the IC market, will have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's need to continue to invest in research and development, marketing and customer service and support capabilities will limit its ability to reduce expenses in response to such downturns or slowdowns.

     In February 1996, the Company signed an agreement to acquire Span Instruments, Inc., a privately held manufacturer of high purity pressure monitoring and control instrumentation. Tylan General and Span Instruments differ in certain respects, and the Company anticipates that, if the Span Instruments acquisition is completed, the integration of Span Instruments will continue to divert some of its management resources for an indefinite period of time. There can be no assurance that difficulties will not arise in integrating the operations and product offerings of Span Instruments with those of the Company. Moreover, there can be no assurance that the Company will realize any increased earnings as a result of the proposed acquisition of Span Instruments. The failure to accomplish any of the goals of the acquisition, or the failure to successfully integrate the operations and product offerings of Span Instruments with those of the Company, could have a material adverse effect on the Company's business, results of operations and financial condition.

     All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at the close of the period. The aggregate effect of translating the balance sheets is included as a separate component of stockholders' equity entitled "cumulative translation adjustment." Revenues and expenses are translated into U.S. dollars at the average rates of exchange during the period.

RESULTS OF OPERATIONS

     The Company's quarterly results have in the past and may in the future vary significantly due to a number of factors, including factors pertaining to (i) customer demand, such as general economic conditions in the semiconductor industry, market acceptance of products of both the Company and its customers, changes in product mix, and the timing, cancellation or delay of customer orders; (ii) competition, such as competitive pressures on prices of the Company's products, the introduction or announcement of new products by competitors and intellectual property rights of third parties; (iii) manufacturing and operations, such as fluctuations in manufacturing yields, availability and cost of production capacity and raw materials, inventory obsolescence and inventory management; (iv) fluctuations in foreign currency exchange rates; (v) new product development, such as increased research, development and marketing expenses associated with new product introductions, the Company's ability to introduce new products and technologies on a timely basis and the amount and timing of recognition of non-recurring development revenue; (vi) sales and marketing, such as concentration of customers, discounts that may be granted to certain customers, product returns and exchanges and credit losses in the event of non-performance by customers or other creditors; and (vii) the current and potential future dependence on the Company's existing product lines; as well as other factors, such as levels of expenses relative to revenue levels, personnel changes and generally prevailing economic conditions.

     The following table sets forth for the periods indicated the relative percentages that certain income and expense items bear to net sales:

                                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         --------------------   ---------------------
                                                         APRIL 28,  APRIL 30,   APRIL 28,   APRIL 30,
                                                          1996        1995        1996        1995
                                                         -----       -----       ------      --------
    Net sales ........................................   100.0%      100.0%      100.0%      100.0%
    Cost of sales ....................................    56.8        56.3        57.6        56.9
                                                         -----       -----       -----       -----
         Gross profit ................................    43.2        43.7        42.4        43.1
    Operating expenses:
         Sales and marketing .........................    12.4        14.4        13.2        14.4
         General and administrative ..................     8.5        10.3         8.4        10.0
         Research and development ....................     7.0         7.6         6.3         6.9
         Amortization, primarily goodwill ............      .3          .7          .3          .7
                                                         -----       -----       -----       -----
         Total operating expenses ....................    28.2        33.0        28.2        32.0
                                                         -----       -----       -----       -----
    Income from operations ...........................    15.0        10.7        14.2        11.1
    Other income (expense) -- net ....................      .4         1.5          .7         (.3)
                                                         -----       -----       -----       -----
    Income before income taxes, extraordinary item ...    15.4        12.2        14.9        10.8
    Provision for income taxes .......................    (5.9)       (5.1)       (5.7)       (4.5)
                                                         -----       -----       -----       -----
    Income before extraordinary item .................     9.5         7.1         9.2         6.3
    Extraordinary item, net of income tax benefit ....                (3.7)                   (2.1)
                                                         =====       =====       =====       =====
         Net income ..................................     9.5%        3.4%        9.2%        4.2%
                                                         =====       =====       =====       =====


     Net Sales. Net sales for the three months ended April 28, 1996 increased 56.0% to $29.2 million from $18.7 million for the three months ended April 30, 1995. Net sales for the six months ended April 28, 1996 increased 57.2% to $52.7 million from $33.5 million for the six months ended April 30, 1995. The increase in net sales was primarily due to increased demand for the Company's flow, pressure and gas panel products by U.S.-based equipment suppliers and increased sales of flow products in Europe and Asia. The increase in net sales for the six months ended April 28, 1996 compared to the prior year was also due to a non-recurring pass-through sale of industrial gas panel equipment in Germany.

     The Company believes the strong business environment that has fueled the increased demand for the Company's products for the three months and six months ended April 28, 1996 compared to the prior year is beginning to weaken. Some of the Company's largest customers have reduced their order rate, delayed or cancelled orders for the Company's products as a result of cancelled or delayed planned capacity expansions by device makers. Future downturns or slowdowns in the IC market may have a material adverse effect on the Company's business, financial condition and results of operations.

     For the three months ended April 28, 1996, net sales to U.S. customers increased by 64.0% to $20.3 million from $12.4 million for the three months ended April 30, 1995. For the six months ended April 28, 1996, net sales to U.S. customers increased by 62.6% to $35.5 million from $21.8 million for the six months ended April 30, 1995. The increase in sales to U.S. customers for the three and six months ended April 28, 1996 compared to the prior year was primarily due to higher sales of the Company's gas panel products, as well as increased demand for flow and pressure products.

     Sales to U.S. customers are increasing as a percentage of total net sales. Sales to U.S. customers accounted for 69.5% and 66.1% of the Company's total net sales for the three months ended April 28, 1996 and April 30, 1995, respectively. Sales to U.S. customers were 67.3% and 65.1% of total net sales for the six months ended April 28, 1996 and the six months ended April 30, 1995, respectively. The Company believes that a significant portion of its sales to U.S.-based equipment suppliers was for gas flow and pressure measurement and control equipment incorporated into systems delivered to foreign IC manufacturers.

     For the three months ended April 28, 1996, net sales to customers located outside the United States (primarily in Asia and Europe) increased by 40.4% to $8.9 million from $6.4 million for the three months ended April 30, 1995. For the six months ended April 28, 1996, net sales to customers located outside of the United States (primarily in Asia and Europe) increased by 47.3% to $17.2 million from $11.7 million for the six months ended April 30, 1995. The increase in sales to customers located outside the U.S. was primarily due to increased sales of flow products, and for the six months ended April 28, 1996, was also due to a non-recurring pass-through sale of industrial gas panel equipment in Germany.

     The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks that could materially and adversely affect the Company's results of operations, including: difficulties in staffing and managing foreign subsidiary operations; exchange rate fluctuations; tariffs, import restrictions and other barriers; unexpected changes in regulatory requirements; political and economic instability; difficulties in accounts receivable collection; extended payment terms; and potentially adverse tax consequences. A significant portion of the Company's sales to U.S.-based equipment suppliers are incorporated into systems delivered outside the United States, and these risks also apply to those sales. The Company's international sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated thereunder. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

     Sales of the Company's products are becoming increasingly concentrated with a small number of customers. Sales to the Company's five largest customers for the three months ended April 28, 1996 and April 30, 1995 were 50.3% and 46.9% of net sales, respectively; and sales to Lam Research Corporation alone accounted for 27.1% and 20.3% of net sales for the three months ended April 28, 1996 and April 30, 1995, respectively. Sales to the Company's five largest customers for the six months ended April 28, 1996 and April 30, 1995 were 49.8% and 46.1% of net sales, respectively; and sales to Lam Research Corporation alone accounted for 25.1% and 20.7% of net sales for the six months ended April 28, 1996 and April 30, 1995, respectively. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net sales. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of a significant customer or any reduction in orders from any significant customer, including reductions due to changes in customer buying patterns, market, economic or competitive conditions in the IC industry or in the industries that manufacture products utilizing IC's, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that its future success will depend, in part, on the Company's ability to maintain and increase the acceptance of its products in the market. Because a substantial investment is required by IC manufacturers to install and integrate capital equipment into an IC production line, the Company believes that IC manufacturers choose equipment suppliers based on cost of ownership, past relationships, product compatibility, perceptions regarding a supplier's ability to continue to manufacture and support its products and other factors. The Company also believes that equipment suppliers choose component suppliers based on similar factors. It has generally been the Company's experience that once a component supplier has been chosen for a specific application or system, an equipment supplier or IC manufacturer will continue to use or nominate such component supplier's products for that application or system and will frequently consolidate other component requirements with the same supplier. For this reason, equipment suppliers and IC manufacturers may develop strong ties with particular component suppliers. Consequently, it will be difficult for the Company to sell products to potential customers that have established relationships with other component suppliers, and the Company's ability to receive orders will depend, in part, upon potential customers undertaking an evaluation for new equipment. Most potential customers conduct such evaluations infrequently. As a result, there can be no assurance that the Company will be able to maintain or increase the market acceptance of its products.

     Gross Profit. The Company's gross profit for the three months ended April 28, 1996 increased to $12.6 million from $8.2 million for the three months ended April 30, 1995 and decreased as a percentage of net sales to 43.2% from 43.7%. The Company's gross profit for the six months ended April 28, 1996 increased to $22.4 million from $14.5 million for the six months ended April 30, 1995 and decreased as a percentage of net sales to 42.4% from 43.1%. The decrease in gross margin for the three months ended April 28, 1996 compared to the prior year was primarily due to a shift in product mix towards gas panels, which carry a lower gross margin. The decrease in gross margin for the six months ended April 28, 1996 compared to the prior year was also due to lower gross margin on a one-time pass-through sale of equipment for industrial gas panels in Germany.

     From time to time, the Company has experienced declines in prices for some of its products that materially and adversely affected the Company's gross margin, primarily as a result of negotiated price reductions related to volume purchase arrangements. The Company believes that worldwide competitive pressures in the Company's markets could result in declines in the prices of its products in the future. Declines in the selling prices of the Company's products, if not offset by reductions in the cost of producing such products and increased unit volume sales, or by sales of products with higher gross margins, will have a material adverse effect on the Company's business, financial condition and results of operations.

     Sales and Marketing. Sales and marketing expense increased 34.3% to $3.6 million for the three months ended April 28, 1996 from $2.7 million for the three months ended April 30, 1995 but decreased as a percentage of net sales to 12.4% from 14.4%. Sales and marketing expense increased 44.1% to $6.9 million for the six months ended April 28, 1996 from $4.8 million for the six months ended April 30, 1995 but decreased as a percentage of net sales to 13.2% from 14.4%. The increase in sales and marketing expense for the three and six months ended April 28, 1996 compared to the prior year was primarily due to increased staffing in sales and marketing personnel required to support higher sales levels and to further penetrate new and existing markets for the Company's products, higher travel expenses and higher sales commissions.

     General and Administrative. General and administration expense increased 28.0% to $2.5 million for the three months ended April 28, 1996 from $1.9 million for the three months ended April 30, 1995 but decreased as a percentage of net sales to 8.5% from 10.3%. General and administration expense increased 32.1% to $4.4 million for the six months ended April 28, 1996 from $3.4 million for the six months ended April 30, 1995 but decreased as a percentage of net sales to 8.4% from 10.0%. The increase in general and administrative expense was primarily due to increased staffing in administrative personnel required to support the Company's expanding international operations and business activity, increased stockholder reporting expense and increased legal and professional fees. The increase in general and administrative expense for the six months ended April 28, 1996 compared to the prior year was also due to higher travel expense.

     The Company has undergone a period of rapid growth and expansion of its worldwide organization. The difficulty of managing a globally dispersed organization has strained the Company's management, manufacturing and human resources. Continued expansion by the Company, including the proposed acquisition of Span Instruments by the Company, may further strain such resources. Any failure on the part of the Company to manage its dispersed organization or expand in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that the Company's systems, procedures and controls will be adequate to support its organization and operations.

     Research and Development. Research and development expense increased 43.3% to $2.0 million for the three months ended April 28, 1996 from $1.4 million for the three months ended April 30, 1995 but decreased as a percentage of net sales to 7.0% from 7.6%. Research and development expense increased 41.8% to $3.3 million for the six months ended April 28, 1996 from $2.3 million for the six months ended April 30, 1995 but decreased as a percentage of net sales to 6.3% from 6.9%. The increase in research and development expense for the three and six months ended April 28, 1996 compared to the prior year was primarily due to increased staffing in research and development personnel and the increased use of contracted engineering services including payments to Integrated Sensing Systems, Inc. under a research and development contract. The Company does not expect its spending on research and development in the future to decline significantly as a percentage of net sales.

     The Company believes that its future success will depend, in part, on the Company's ability to develop and manufacture new products and product enhancements. The markets in which the Company competes are characterized by evolving industry standards and frequent improvements in products and services. To compete effectively in such markets, the Company must continually improve its products and its process management technologies and develop new technologies and products that compete effectively on the basis of price and performance and that adequately address customer requirements. The markets in which the Company's customers compete are characterized by rapidly changing technology and emerging industry standards. To compete effectively, the Company must adapt its products to meet these technological changes and to support such standards. There can be no assurance that the Company will be able to improve its existing products or its process management technologies or develop new products or technologies. Even if the Company is able to develop new or enhanced products, there can be no assurance such products will be cost-effective or introduced in a timely manner. Failure of the Company to develop or introduce new products or product enhancements in a timely manner will have a material adverse effect on the Company's business, financial condition and results of operations.

     Other Income (Expense)--Net. For the three months ended April 28, 1996, other income was $123,000 compared to other income of $283,000 for the three months ended

April 30, 1995. For the six months ended April 28, 1996, other income was $394,000 compared to other expense of $95,000 for the six months ended April 30, 1995. The decrease in other income for the three months ended April 28, 1996 compared to the prior year was primarily due to a large foreign exchange gain in the prior year quarter resulting from an increase in the value of the yen vs. the dollar. The increase in other income for the six months ended April 28, 1996 compared to the prior year was primarily due to a decrease in interest expense resulting from the repayment of $5.4 million in debt in February 1995 and other income resulting from a strategic sales alliance with Span Instruments, offset by a decrease in foreign exchange gain.

     Provision for Income Taxes. The Company's effective tax rate was 38.5% for the three months ended April 28, 1996 as compared to 42.0% for the three months ended April 30, 1995. The Company's effective tax rate was 38.3% for the six months ended April 28, 1996 as compared to 42.0% for the six months ended April 30, 1995. The decrease in the effective tax rate for the three and six months ended April 28, 1996 over the prior year was primarily due to the realization of additional foreign tax credit benefits. The Company's effective tax rate for the three and six months ended April 28, 1996 was higher than the U.S. statutory tax rate of 35% due to state taxes, the non-deductibility of goodwill amortization and higher foreign tax rates.

     Extraordinary Item. In February 1995, the Company repaid $5.4 million in debt with proceeds from the Company's Initial Public Offering. In connection with the repayment of debt, the Company wrote-off the unamortized deferred issue costs of $949,000 and incurred a prepayment penalty of $250,000. An extraordinary item of $695,000 or $0.13 per share was recorded in the second quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 28, 1996, the Company had $10.3 million in cash, cash equivalents and short term investments and net working capital of $30.1 million. In addition, the Company maintains a $4.0 million revolving line of credit and a $3.5 million capital term loan facility. The line of credit and term loan facility expire in June 1996. As of April 28, 1996, there were no amounts outstanding under the revolving line of credit or the term loan facility.

     In June 1996, the Company obtained a new $11.0 million global revolving line of credit. The new line of credit permits borrowings by the Company's various international subsidiaries and permits borrowings denominated in Japanese yen and Korean won up to $4.0 million and $1.0 million, respectively. The new line of credit expires in March 1997.

     For the first six months of fiscal 1996, the Company's operating activities used $2.4 million in cash, primarily as a result of increases in accounts receivable, note receivable and inventories offset by an increase in accounts payable and by income from operations.

     The Company's financing activities for the first six months of fiscal 1996, generated $939,000 in cash, primarily from $1.2 million in bank borrowings in Japan. Investing activities in the period used $3.4 million in cash for capital expenditures.

PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Tylan General, Inc. (the "Annual Meeting") was held on April 8, 1996 in Rancho Dominguez, California.

Proposal 1 -- Election of Directors

Each of the candidates listed below were duly elected to the Board of Directors at the Annual Meeting by the tally indicated to hold office until the 1999 Annual Meeting of Stockholders.



Candidate                     Votes in Favor                    Votes Withheld

David J. Ferran               4,915,582                         21,160
Larry Hansen                  4,918,172                         18,570
Michael H. Khougaz            4,915,982                         20,760


In addition to the foregoing directors who were elected at the Annual Meeting, Derrick N. Key and Wade Woodson will continue in office until the 1997 Annual Meeting of Stockholders and Bruce C. Rhine and Arthur C. Spinner will continue in office until the 1998 Annual Meeting of Stockholders.

Proposal 2 -- Approval of the 1994 Stock Option Plan, as Amended



Votes in Favor       Votes Against       Votes Abstained          Non-Votes

2,889,070            376,390             19,461                   1,651,821


Proposal 3 --Ratification of Selection of Ernst & Young LLP as Independent
             Auditors


Votes in Favor                  Votes Against                  Votes Abstained

4,904,580                       19,700                         12,462


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a)      Exhibit Index

         2.1 Agreement and Plan of Reorganization among the Company, Tylan General Acquisition Subsidiary, Inc., Span Instruments, Inc. and the Shareholders of Span Instruments, Inc., dated February 20, 1996.

         11.1  Statement Re Computation of Per Share Earnings.

         27    Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                               TYLAN GENERAL, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TYLAN GENERAL, INC.




Date:  June 12, 1996                   By:    /s/ David L. Stone
                                           ----------------------
                                       David L. Stone
                                       Executive Vice President, Chief
                                       Financial Officer and Secretary
                                       (Principal Financial and
                                       Accounting Officer)