Form 10-Q
period 1996-07-28
TYLAN GENERAL INC
filed 1996-09-11
CIK 894776

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 28, 1996

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD  FROM


                         Commission File Number 0-25376



                              TYLAN GENERAL, INC.
             (Exact name of Registrant as specified in its charter)


DELAWARE                                                           04-2659273
(State or other jurisdiction)                 (I.R.S. employer identification
 of incorporation or organization)                                     number)




          15330 AVENUE OF SCIENCE,  SAN DIEGO CALIFORNIA   92128-3407
                    (Address of principal executive offices)



                                 (619) 618-1990
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (X) YES  (   )   NO

As of August 25, 1996, there were 7,841,082 shares of the Registrant's Common Stock outstanding.

                              TYLAN GENERAL, INC.

                                   FORM 10-Q
                                 JULY 28, 1996

                               TABLE OF CONTENTS


                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION
- ------------------------------

 Item 1.   Financial Statements:

           Consolidated Statements of Operations for the three and
                nine months ended July 28, 1996 and July 30, 1995                                3

           Consolidated Balance Sheets as of July 28, 1996 and October 29, 1995                  4

           Consolidated Statements of Cash Flows for the
                nine months ended July 28, 1996 and July 30, 1995                                5

           Notes to Consolidated Financial Statements                                            7


 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  10


PART II - OTHER INFORMATION
- ---------------------------

 Item 6.   Exhibits and Reports on Form 8-K                                                     19

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                              TYLAN GENERAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                ----------------------         ------------------------
                                                                JULY 28,       JULY 30,        JULY 28,         JULY 30,
                                                                 1996           1995             1996            1995
                                                                --------       --------        --------         --------
NET SALES ...............................................       $39,294        $32,610         $114,718         $83,048

COST OF SALES                                                    23,483         18,479           68,641          47,909
                                                                -------        -------         --------         -------
          Gross profit ..................................        15,811         14,131           46,077          35,139

OPERATING EXPENSES:
   Sales and marketing ..................................         5,886          4,097           16,505          10,511
   General and administrative ...........................         4,826          3,824           13,653          10,096
   Research and development .............................         2,881          1,972            8,416           5,269
   Business combination and integration costs ...........         3,661                           3,661
   Amortization, primarily goodwill .....................           112            127              333             381
                                                                -------        -------         --------         -------

INCOME (LOSS) FROM OPERATIONS ...........................        (1,555)         4,111            3,509           8,882
                                                                -------        -------         --------         -------

OTHER INCOME (EXPENSE):
   Interest expense -- net ..............................          (583)          (420)          (1,235)         (1,398)
   Foreign currency exchange gain (loss) net ............           (11)          (172)               3             225
   Costs to deter potential unsolicited attempt to
     acquire the Company ................................          (550)                           (550)
   Other -- net .........................................           (66)          (141)            (128)           (197)
                                                                -------        -------         --------         -------
          Total other income (expense) ..................        (1,210)          (733)          (1,910)         (1,370)
                                                                -------        -------         --------         -------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM ...............................        (2,765)         3,378            1,599           7,512
INCOME TAX (EXPENSE) BENEFIT ............................         1,292         (1,350)            (611)         (3,098)
                                                                -------        -------         --------         -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .................        (1,473)         2,028              988           4,414

EXTRAORDINARY ITEM, NET OF INCOME
   TAX BENEFIT ..........................................          (224)                           (224)           (695)
                                                                -------        -------         --------         -------
NET INCOME (LOSS) .......................................       $(1,697)       $ 2,028         $    764         $ 3,719
                                                                =======        =======         ========         =======

EARNINGS (LOSS) PER SHARE DATA:
   Earnings (loss) per share before extraordinary item...       $ (0.19)       $  0.30         $   0.13         $  0.71
   Extraordinary item per share .........................       $ (0.03)                       $  (0.03)        $ (0.11)
                                                                -------        -------         --------         -------
   Earnings (loss) per share ............................       $ (0.22)       $  0.30         $   0.10         $  0.60
                                                                =======        =======         ========         =======

WEIGHTED AVERAGE SHARES
   OUTSTANDING ..........................................         7,830          6,717            7,960           6,218
                                                                =======        =======         ========         =======


                See notes to consolidated financial statements.

                              TYLAN GENERAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           JULY 28,       OCTOBER 29,
                                                                             1996            1995
                                                                           --------      ------------

                                              ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents ........................................      $ 2,739          $15,328
   Accounts receivable ..............................................       25,280           21,370
   Inventories (Note 4) .............................................       27,903           19,875
   Prepaid expenses and other........................................        2,507            1,686
   Deferred income taxes.............................................        3,668            1,910
                                                                           -------          -------
          Total current assets ......................................       62,097           60,169
 PROPERTY net .......................................................       26,339           21,187
 GOODWILL net .......................................................        2,863            3,100
 DEFERRED INCOME TAXES ..............................................          385              385
 OTHER ASSETS .......................................................        2,182            2,561
                                                                           -------          -------
 TOTAL                                                                     $93,866          $87,402
                                                                           =======          =======


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable .................................................      $13,600          $13,872
   Accrued expenses .................................................        9,201            7,252
   Short-term borrowings ............................................        5,114             --
   Current portion of long-term debt and capital leases .............        1,912            2,393
   Income taxes payable .............................................          697            1,991
                                                                           -------          -------
          Total current liabilities .................................       30,524           25,508
 LONG-TERM DEBT AND CAPITAL LEASES ..................................       15,706           15,270
                                                                           -------          -------
          Total liabilities .........................................       46,230           40,778
 MINORITY INTEREST...................................................          476              400
 COMMITMENTS AND CONTINGENCIES  (Notes 3, 5)
 STOCKHOLDERS' EQUITY:
   Common stock (authorized -- 50,000,000 shares, par value
        $.001, issued and outstanding -- 7,841,082 shares and
        7,776,228 shares)............................................            8                7
   Paid-in capital ..................................................       37,311           36,818
   Retained earnings ................................................       10,246            9,482
   Notes receivable-stock purchases .................................         (333)            (317)
   Cumulative translation adjustment ................................          (72)            234
                                                                           -------          -------
          Total stockholders' equity.................................       47,160           46,224
                                                                           -------          -------
 TOTAL                                                                     $93,866          $87,402
                                                                           =======          =======




                See notes to consolidated financial statements.

                              TYLAN GENERAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                            -------------------------
                                                                            JULY 28,        JULY 30,
                                                                              1996            1995
                                                                            --------        --------
 OPERATING ACTIVITIES:
   Net income .......................................................       $    764         $ 3,719
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
        Write down of assets to net realizable value ................          2,000
        Write-off of unamortized deferred issuance cost .............                            949
        Depreciation and amortization ...............................          3,534           2,664
        Deferred income taxes .......................................         (1,758)
        Minority interest and other .................................            265             (18)
        Change in assets and liabilities:
             Accounts receivable ....................................         (4,197)         (5,556)
             Inventories ............................................         (8,253)         (5,524)
             Prepaid expenses and other .............................         (2,279)           (898)
             Accounts payable and other liabilities .................            522           7,674
                                                                            --------         -------
                 Net cash provided by (used in) operating
                    activities ......................................         (9,402)          3,010
                                                                            --------         -------

 INVESTING ACTIVITIES:
   Capital expenditures .............................................         (8,992)         (7,047)
   Capitalized software and other ...................................                           (605)
                                                                            --------         -------
                 Net cash used in investing activities ..............         (8,992)         (7,652)
                                                                            --------         -------
 FINANCING ACTIVITIES:
   Net proceeds under line of credit ................................          4,002           1,757
   Proceeds from short-term debt ....................................            717
   Proceeds from long-term debt .....................................          5,858           3,389
   Repayments of long-term debt .....................................         (5,000)         (6,509)
   Proceeds from capital leases .....................................                            652
   Repayments of capital leases .....................................           (353)           (723)
   Net proceeds from initial public offering ........................                          7,403
   Proceeds from exercise of stock options and employee
      stock purchases ...............................................            494             370
   Translation adjustments and other ................................             87             (87)
                                                                            --------         -------
                 Net cash provided by financing activities ..........          5,805           6,252
                                                                            --------         -------
 INCREASE (DECREASE) IN CASH ........................................        (12,589)          1,610
 CASH AT BEGINNING OF PERIOD ........................................         15,328           1,727
                                                                            --------         -------
 CASH AT END OF PERIOD ..............................................       $  2,739         $ 3,337
                                                                            ========         =======





                See notes to consolidated financial statements.

                              TYLAN GENERAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)



                                                                                NINE MONTHS ENDED
                                                                              --------------------
                                                                              July 28,    July 30,
                                                                                1996        1995
                                                                              --------    --------
                             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Cash paid during the period for:
               Interest ....................................................   $1,380      $1,902
               Income taxes, net of refunds.................................   $  947      $1,535


                                    SUPPLEMENTAL INFORMATION OF NONCASH
                                    INVESTING AND FINANCING ACTIVITIES

        Capital lease obligations incurred for various machinery
               and equipment purchases .....................................   $  651      $  536





                See notes to consolidated financial statements.

                              TYLAN GENERAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

    The interim consolidated financial statements included herein have been prepared by Tylan General, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 29, 1995 included in the Company's Form 10-K and with the Company's Current Report on Form 8-K dated July 3, 1996. In the opinion of management, the consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of July 28, 1996 and the results of its operations for the three-month and nine-month periods ended July 28, 1996 and July 30, 1995. The results of operations for the interim periods are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

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

2.  MERGER WITH SPAN INSTRUMENTS, INC.

     On July 3, 1996, the Company issued 1.3 million shares of its common stock in exchange for all of the outstanding shares of common stock of Span Instruments, Inc. ("Span"), a manufacturer of high purity pressure monitoring and control instruments. The merger was accounted for as a pooling of interests. Therefore, the Company's consolidated financial statements for the periods prior to the merger have been restated to include the results of operations, the financial position and cash flows of Span.

    Prior to the combination, Span's fiscal year ended August 31. In recording the business combination, Span's financial statements for the interim periods ended July 28, 1996 were combined with Tylan General's for the same periods. Span's financial statements for the three and nine months ended May 31, 1995 were combined with Tylan General's for the three and nine months ended July 30, 1995.

    Span had net sales of $4.9 million and a net loss of $826 thousand for the two months ended October 29, 1995. Consolidated operating results and the net change in consolidated cash and cash equivalents exclude Span's results of operations, change in financial position and change in cash flows for the two months ended October 29, 1995 in the interim period ended July 28, 1996.

    Included in the consolidated statements of operations for the interim periods ended July 28, 1996 were costs of $3.7 million related to the combination and integration of Span into Tylan General. These costs include professional fees of $1.0 million and integration costs of $2.7 million, which include the write down of $2.0 million in assets associated with a software product line and severance of former employees. The consolidated statements of operations for the interim periods ended July 28, 1996 also include costs associated with the prepayment of Span indebtedness which are presented as an extraordinary loss (net of income tax benefit) of $224 thousand.

3.   POSSIBLE SALE OF COMPANY

    On July 3, 1996, the Company announced that its board of directors had adopted a shareholder rights plan designed to protect shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price. Direct expenses associated with the adoption of such plan and other measures to protect the Company and its shareholders from abusive takeover tactics, composed primarily of attorneys' and investment bankers' fees, totaled $550 thousand during the three months ended July 28, 1996 and were recorded in the consolidated statements of operations under the caption Other Income (Expense).

     On August 20, 1996, the Company announced that it had received expressions of interest from potential industry buyers regarding the acquisition of the Company. The Company also announced that David Ferran, the Company's chairman, president and CEO, would investigate the possibility of making an acquisition proposal in conjunction with Don E. Whitson, the Company's vice chairman and chief administrative officer. The board of directors formed a special committee of directors to supervise the process which has retained Goldman, Sachs & Co. as its financial adviser.

4.   INVENTORIES

     The components of inventory at July 28, 1996 and October 29, 1995 consisted of the following (in thousands of dollars):

                                                       July 28,       October 29,
                                                         1996            1995
                                                       --------       -----------
        Raw materials ............................     $20,621          $12,599
        Work in process ..........................       2,244            2,669
        Finished goods ...........................       5,038            4,607
                                                       -------          -------
        Total ....................................     $27,903          $19,875
                                                       =======          =======


5.   RESEARCH AND DEVELOPMENT AGREEMENTS

         In August 1996, the Company signed a five-year research and development agreement with Innovative Lasers Corporation ("ILC"). Under terms of the agreement, ILC will undertake research and development of certain products which may be sold to the Company or incorporated into the Company's products and the Company will make equal quarterly payments of $400 thousand to ILC through January 2001. Following the first contract year the Company may terminate the agreement prior to the expiration date, by providing advance notice of six quarters (or until end of the term of the agreement, if earlier). Work and quarterly payments would continue during the notice period.

         In April 1996, the Company signed a five-year research and development agreement with Integrated Sensing Systems, Inc. ("ISSYS"). Under terms of the agreement, ISSYS will undertake research and development of certain products which may be sold to the Company or incorporated into the Company's products and the Company will make equal quarterly payments of $250 thousand to ISSYS through January 2001. The Company may terminate the agreement prior to the expiration date, at which time the Company will be obligated to make quarterly payment through the end of the current contract year plus the next full contract year.



6.      COMPLIANCE WITH SECURITY AGREEMENTS AND COVENANTS

        As a result of the merger with Span, the Company is not in compliance with certain of its financial and other loan covenants at July 28, 1996. The Company has received waivers or notice of forbearance with respect to such from its bank lenders. Management believes that it is probable that these violations will be cured within the grace period and thus prevent the obligation from becoming callable. However, there can be no assurance that the Company will not require additional waivers in the future or, if required, that the lenders will grant them. In the event that management determines that it is probable that the Company will not be able to cure the above violations then approximately $11 million will be reclassified to short-term debt.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties related to the integration of the operations of Span with the Company's operations, risks associated with changes in demand for semiconductor capital equipment, changes in product mix and the development and introduction of new products, as well as those factors discussed elsewhere in this section and in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995.

GENERAL

     Tylan General designs, manufactures and markets precision mass flow controllers, gas panels and pressure measurement and control instrumentation. The Company's products are used primarily in integrated circuit ("IC") fabrication, and also in other manufacturing processes such as flat panel display and fiber optic cable fabrication.

     The Company's business depends substantially upon the capital expenditures of IC manufacturers, which in turn depend upon the demand for ICs and products utilizing ICs. IC manufacturers purchase the Company's products either as part of processing systems purchased from semiconductor capital equipment suppliers ("equipment suppliers") or directly from the Company for retrofit or replacement applications. Sales to equipment suppliers and IC manufacturers accounted for a substantial majority of the Company's net sales in the first nine months of fiscal 1996 and substantially all of the Company's growth in net sales in recent years. The Company anticipates that sales to such customers will continue to account for a substantial majority of its sales.

     The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured by the Company. In 1991 and 1992, the semiconductor capital equipment industry and the Company were materially and adversely impacted by decreased demand for semiconductor capital equipment. In recent years, the IC industry has experienced significant growth which in turn has resulted in significant growth in the semiconductor capital equipment industry. The Company believes that the rate of growth in the IC industry will continue to deteriorate, and further, there can be no assurance that demand for ICs and products utilizing ICs will not decline or that supply of ICs will not outpace demand. The Company does not expect to be able to sustain in the future the rate of growth in revenues that it experienced for the three months and nine months ended July 28, 1996 compared to the three months and nine months ended July 30, 1995. The Company anticipates that a significant portion of new orders for its products will depend upon demand from IC manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist. In recent months, several IC manufacturers have delayed or canceled planned capacity expansions as the supply of ICs from existing sources has outpaced the demand for ICs. Such delays have resulted in rescheduling of some significant orders for the Company's products. The Company expects that existing conditions of oversupply in the IC market will continue, resulting in further delays and cancellation of orders for the Company's products. A further weakening of demand for semiconductor capital equipment, as well as downturns or slowdowns in the IC market, will have a material adverse effect on the Company's business, financial condition and results of operations. It is difficult to determine how long these conditions will persist, but the Company has taken cost reduction steps, including a 17 percent work force reduction, to better position the Company during this difficult period. However, the Company's need to continue to invest in research and development, marketing and customer service and support capabilities will limit its ability to reduce expenses in response to such downturns or slowdowns.

     On July 3, 1996, the Company acquired Span. The merger was accounted for as a pooling of interests, and, therefore, the Company's consolidated financial statements for the periods prior to the merger have been restated to include the results of operations, the financial position and cash flows of Span. Unless the context indicates otherwise, references herein to the Company include the operations of Span. If the Company is to realize the anticipated benefits of the merger with Span, the operations of the two companies must be integrated and combined efficiently. The process of rationalizing management services, administrative organizations, facilities, management information systems and other aspects of operations, while managing a larger and geographically expanded entity, will present a significant challenge to the management of the Company. There can be no assurance that the integration process will be successful or that the anticipated benefits of the business combination will be fully realized. The dedication of management resources to such integration may detract attention from the day-to-day business of the Company. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. There can be no assurance that there will not be substantial costs associated with the integration process, that such activities will not result in a decrease in revenues or that there will not be other material adverse effects of these integration efforts. Such effects could materially reduce the short-term earnings of the Company. The Company incurred a charge of $3.7 million in the third quarter of fiscal 1996, to reflect the combination of the two companies, including transaction and integration costs. There can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the merger.

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

     The following table sets forth for the periods indicated the relative percentages that certain income and expense items bear to net sales:

                                                            Three Months Ended           Nine Months Ended
                                                          -----------------------      ---------------------
                                                          July 28,       July 30,      July 28,     July 30,
                                                           1996           1995          1996         1995
                                                          --------       --------      --------     --------
Net sales ...............................................  100.0%         100.0%        100.0%       100.0%
Cost of sales ...........................................   59.8           56.7          59.8         57.7
                                                           -----          -----         -----        -----
     Gross profit .......................................   40.2           43.3          40.2         42.3
Operating expenses:
     Sales and marketing ................................   15.0           12.6          14.4         12.7
     General and administrative .........................   12.3           11.7          11.9         12.2
     Research and development ...........................    7.3            6.0           7.3          6.3
     Business combination and integration costs .........    9.3            -             3.2          -
     Amortization, primarily goodwill ...................     .3             .4            .3           .5
                                                           -----          -----         -----        -----
     Total operating expenses ...........................   44.2           30.7          37.1         31.7
                                                           -----          -----         -----        -----
Income (loss) from operations ...........................   (4.0)          12.6           3.1         10.6
Other income (expense) -- net ...........................   (3.0)          (2.2)         (1.7)        (1.6)
                                                           -----          -----         -----        -----
Income (loss) before income taxes and extraordinary
     item ...............................................   (7.0)          10.4           1.4          9.0
Income tax (expense) benefit ............................    3.3           (4.2)          (.5)        (3.7)
                                                           -----          -----         -----        -----
Income (loss) before extraordinary item .................   (3.7)           6.2            .9          5.3
Extraordinary item, net of income tax benefit ...........    (.6)           -             (.2)         (.8)
                                                           -----          -----         -----        -----
Net income (loss) .......................................   (4.3)%          6.2%           .7%         4.5%
                                                           =====          =====         =====        =====




     Net Sales. Net sales for the three months ended July 28, 1996 increased 20.5% to $39.3 million from $32.6 million for the three months ended July 30, 1995. Net sales for the nine months ended July 28, 1996 increased 38.1% to $114.7 million from $83.0 million for the nine months ended July 30, 1995. The increase in net sales for this year's third quarter over last year's third quarter was primarily due to higher demand for gas panel products in the U.S. and flow products particularly in Asia. On a year-to-date basis, all major product categories experienced higher demand this year than last on a worldwide basis.

     The Company believes the strong business environment that fueled the increased demand for the Company's products for the three months and nine months ended July 28, 1996 compared to the prior year has decidedly weakened. Many of the Company's largest customers have reduced their order rate, delayed or canceled orders for the Company's products as a result of canceled or delayed planned capacity expansions by device makers. These slowdowns and any future downturns will have a material adverse effect on the Company's business, financial condition and results of operations.

     For the three months ended July 28, 1996, net sales to U.S. customers increased by 15.6% to $27.7 million from $24.0 million for the three months ended July 30, 1995. For the nine months ended July 28, 1996, net sales to U.S. customers increased by 37.7% to $83.0 million from $60.3 million for the nine months ended July 30, 1995. The increase in net sales for the three months ended July 28, 1996 compared to the prior year was primarily due to higher demand for gas panel products . For the nine months ended July 28,1996, sales of gas panels as well as sales of flow and pressure products accounted for most of the increase in sales over the prior year.

     Sales to U.S. customers have decreased somewhat as a percentage of total net sales. Sales to U.S. customers accounted for 70.6% and 73.5% of the Company's total net sales for the three months ended July 28, 1996 and July 30, 1995, respectively. Sales to U.S. customers were 72.3% and 72.5% of total net sales for the nine months ended July 28, 1996 and the nine months ended July 30, 1995, respectively.

     For the three months ended July 28, 1996, net sales to customers located outside the U.S. (primarily in Asia and Europe) increased by 34.0% to $11.6 million from $8.6 million for the three months ended July 30, 1995. For the nine months ended July 28, 1996, net sales to customers located outside of the United States (primarily in Asia and Europe) increased by 39.3% to $31.8 million from $22.8 million for the nine months ended July 30, 1995. The increases in sales to customers outside the U.S. were largely due to higher demand for flow products in both Europe and Asia.

     The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks that could material and adversely affect the Company's results of operations including difficulties in staffing and managing foreign subsidiary operations, exchange rate fluctuations, tariffs, import restrictions and other barriers, unexpected changes in regulatory requirements, political and economic instability, difficulties in accounts receivable collection, extended payment terms, and potentially adverse tax consequences. A significant portion of the Company's sales to U.S.-based equipment suppliers are incorporated into systems delivered outside the United States, and these risks also apply to those sales. The Company's international sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated thereunder.

There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

     Sales of the Company's products are concentrated with a small number of customers. Sales to the Company's five largest customers for the three months ended July 28, 1996 and July 30 1995 were 32.3% and 36.2% of net sales, respectively. Sales to Lam Research Corporation alone accounted for 11.9% and 9.4% of net sales for the three months ended July 28, 1996 and July 30, 1995 respectively. Sales to the Company's five largest customers for the nine months ended July 28, 1996 and July 30, 1995 were 31.8% and 33.7% of net sales, respectively. Sales to Lam Research Corporation alone accounted for 15.6% and 12.1% of net sales for the nine months ended July 28. 1996 and July 30, 1995, respectively. The Company expects that sales of its product to relatively few customers will continue to account for a high percentage of its net sales.
None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of a significant customer or any reduction in orders from any significant customer, including reductions due to changes in customer buying patterns, market, economic or competitive conditions in the IC industry or in the industries that manufacture product utilizing IC's, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that its future success will depend, in part, on the Company's ability to maintain and increase the acceptance of its products in the market. Because a substantial investment is required by IC manufacturers to install and integrate capital equipment into IC production line, the Company believes that equipment suppliers choose component suppliers based on similar factors. It has generally been the Company's experience that once a component supplier has been chosen for a specific application or system, an equipment supplier of IC manufacturer will continue to use or nominate such component supplier's products for that application or system and will frequently consolidate other component requirements with the same supplier. For this reason, equipment suppliers and IC manufactures may develop strong ties with particular component suppliers. Consequently, it will be difficult for the Company to sell products to potential customers that have established relationships with other component suppliers. The Company's ability to receive orders will depend, in part, upon potential customers undertaking an evaluation for new equipment. Most potential customers conduct such evaluations infrequently. As a result, there can be no assurance that the Company will be able to maintain or increase the market acceptance of its products.

       Gross profit.   The Company's gross profit for the three months ended
July 28, 1996 increased to $15.8 million from $14.1 million for the three months ended July 30, 1995 and decreased as a percentage of net sales to 40.2% from 43.3%. The Company's gross profit for the nine months ended July 28, 1996 increased to $46.1 million from $35.1 million for the nine months ended July 30, 1995 and decreased as a percentage of net sales to 40.2% from 42.3%. The decreases in gross profit percentages from the prior year periods primarily resulted from higher relative sales of gas panels, which carry a lower gross margin than other major products, higher manufacturing costs (due to lower plant efficiencies and duplicate facilities costs) and price concessions to certain customers in exchange for volume purchase arrangements.

     From time to time, the Company has experienced declines in prices for some of its products that materially and adversely affected the Company's gross margin, primarily as a result of negotiated price reductions related to volume purchase arrangements. The Company believes that worldwide competitive pressures in the Company's market could result in declines in the prices of its products in the future. Declines in the selling prices of the Company's products, if not offset by reductions in the cost of producing such products and increased unit volume sales, or by sales of products with higher gross margins, will have a material adverse effect on the Company's business, financial condition and results of operations.

     Sales and Marketing. Sales and marketing expense increased 43.7% to $5.9 million for the three months ended July 28, 1996 from $4.1 million for the three months ended July 30, 1995 and increased as a percentage of net sales to 15.0% from 12.6%. Sales and marketing expense increased 57.0% to $16.5 million for the nine months ended July 28, 1996 from $10.5 million for the nine months ended July 30, 1995 and increased as a percentage of net sales to 14.4% from 12.7%. The increases in sales and marketing expense for the three and nine months ended July 28, 1996 compared to the prior year were primarily due to increased staffing , higher travel expenses and higher sales commissions required to support higher sales levels and further penetrate new and existing markets .

     General and Administrative. General and administration expense increased 26.2% to $4.8 million for the three months ended July 28, 1996 from $3.8 million for the three months ended July 30, 1995 and increased as a percentage of net sales to 12.3% from 11.7%. General and administration expense increased 35.2% to $13.7 million for the nine months ended July 28, 1996 from $10.1 million for the nine months ended July 30, 1995 but decreased as a percentage of net sales to 11.9% from 12.2%. The increases in general and administrative expense were primarily due to increased staffing required to support the Company's expanding international operations and overall business activity, increased stockholder reporting expense, more business travel and higher professional fees.

     The Company has undergone a period of rapid growth and expansion of its worldwide organization. The difficulty of managing a globally dispersed organization has strained the Company's management, manufacturing and human resources. Continued expansion by the Company may further strain such resources. Any failure on the part of the Company to manage its dispersed organization or expand in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that the Company's systems, procedures and controls will be adequate to support its organization and operations.

     Research and Development. Research and development expense increased 46.1% to $2.9 million for the three months ended July 28, 1996 from $2.0 million for the three months ended July 30, 1995 and increased as a percentage of net sales to 7.3% from 6.0%. Research and development expense increased 59.7% to $8.4 million for the nine months ended July 28, 1996 from $5.3 million for the nine months ended July 30, 1995 and increased as a percentage of net sales to 7.3% from 6.3%. The increases in research and development expense for the three and nine months ended July 28, 1996 compared to the prior year resulted primarily from higher staffing levels and the increased use of contracted engineering services including payments to ISSYS under a research and development contract. The Company does not expect its spending on research and development in the future to decline significantly as a percentage of net sales.

     The Company believes that its future success will depend, in part, on the Company's ability to develop and manufacture new products and product enhancements. The markets in which the Company competes are characterized by evolving industry standards and frequent improvements in products and services. To compete effectively in such markets, the Company must continually improve its products and its process management technologies and develop new technologies and products that compete effectively on the basis of price and performance and that adequately address customer requirements. The markets in which the Company's customers compete are also characterized by rapidly changing technology and emerging industry standards. To compete effectively, the Company must adapt its products to meet these technological changes and to support such standards. There can be no assurance that the Company will be able to improve its existing products or its process management technologies or develop new products or technologies. Even if the Company is able to develop new or enhanced products, there can be no assurance such products will be cost effective or introduced in a timely manner. Failure of the Company to develop or introduce new products or product enhancements in a timely manner will have a material adverse effect on the Company's business, financial condition and results of operations.

     Business Combination and Integration Costs. During the three months ended July 28, 1996, the Company incurred costs totaling $3.7 million relative to the merger of Span into Tylan General. These costs are further described in Note
2. to the Consolidated Financial Statements.

     Other Income (Expense) Net. For the three months ended July 28, 1996, other expense was $1.2 million compared to other expense of $733 thousand for the three months ended July 30, 1995. For the nine months ended July 28, 1996, other expense was $1.9 million compared to other expense of $1.4 million for the nine months ended July 30, 1995. The increase in other expense for the period ended July 28, 1996 compared to the prior year was primarily due to $550 thousand in costs incurred for actions to deter potential unsolicited attempts to acquire the Company as described in Note 2. to the Consolidated Financial Statements.

     Provision for Income Taxes. The Company's effective tax rate benefit was 46.7% for the three months ended July 28, 1996 as compared to an effective tax rate expense of 40.0% for the three months ended July 30, 1995. The effective tax rate benefit of 46.7% for the third quarter of fiscal 1996 was higher than the experienced rate of 38% due to the realization of additional state net operating loss benefit. The Company's effective tax rate was 38.2% for the nine months ended July 28, 1996 as compared to 41.2% for the nine months ended July 30, 1995. The change in the effective tax rate for the three and nine months ended July 28, 1996 over the prior year was primarily due to the realization of additional foreign tax credit benefits. The Company's effective tax rate for the three and nine months ended July 28, 1996 was higher than the U.S. statutory tax rate of 35% due to state taxes, the non-deductibility of goodwill amortization and higher foreign tax rates.

     Extraordinary Items. In July 1996, the Company prepaid $5.0 million in Span debt. With this prepayment, the Company paid and expensed $150 thousand in pre-payment penalty and wrote off unamortized prepaid financing costs of $189 thousand. The total amount of $339 thousand was recorded, net of income tax benefit, as an extraordinary item of $224 thousand in the third quarter of 1996.

     In February 1995, the Company repaid $5.4 million in debt with proceeds from the Company's Initial Public Offering. In connection with the repayment of debt, the Company wrote-off the unamortized deferred issue costs of $949 thousand and incurred a prepayment penalty of $250 thousand. The total amount of $1.2 million was recorded, net of income tax benefit, as an extraordinary item of $695 thousand in the second quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 28, 1996, the Company had $2.7 million in cash, cash equivalents and short term investments and net working capital of $31.6 million.

     In June 1996, the Company obtained a new $11.0 million global revolving line of credit to replace a $4.0 million revolving line of credit and a $3.5 million capital term loan facility. The new line of credit permits borrowings by the Company's various international subsidiaries and permits borrowings denominated in Japanese yen and Korean won up to $4.0 million and $1.0 million, respectively. The new line of credit expires in March 1997. As of July 28, 1996, there was $4.5 million outstanding under the new line of credit. In addition, Span Instruments has a $12.0 million revolving line of credit that requires monthly interest payments with principal due at maturity on January 1, 1998. As of July 28, 1996 there was $9.3 million outstanding under the Span line of credit. The Company, as a result of the merger with Span, is not in compliance with certain of its financial and other loan covenants at July 28, 1996. As stated in Note 6 to the Consolidated Financial Statements, the Company has received waivers or notice of forbearance relative to non-compliance but in the event that management determines that it is probable that the Company will not be able to cure the above violations then approximately $11 million will be reclassified to short-term debt.

     For the first nine months of fiscal 1996, the Company's operating activities used $9.4 million in cash, primarily as a result of increases in inventories and accounts receivable to support higher sales levels.

     The Company's financing activities for the first nine months of fiscal 1996, generated $5.8 million in cash, primarily from utilization of credit lines in the U.S. and in Japan and short-term borrowings in Japan. Investing activities in the nine month period used $9.0 million in cash for capital expenditures.

PART II OTHER INFORMATION

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a)      Exhibit Index

         3.1(i) Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant, filed with the Delaware Secretary of State on July 3, 1996.

         4.1     Reference is made to Exhibit 3.1(i).

         10.1 Employment Agreement between Registrant and David L. Stone, dated as of July 2, 1996.

         10.2 Employment Agreement between Registrant and Donald E. Whitson, dated as of July 3, 1996.

         10.3 Employment Agreement between Registrant, Span Instruments, Inc. and George A. Yurch, Jr., dated as of July 3, 1996.

         10.4 Severance Protection Agreement between Registrant and David J. Ferran, dated as of July 22, 1996.

         11.1    Statement Re Computation of Per Share Earnings.

         27      Financial Data Schedule

(b) On July 3, 1996, the Company reported in a Current Report on Form 8-K that its Board of Directors had declared a dividend distribution of preferred share purchase rights to holders of the Company's common stock.

         On July 17, 1996, the Company reported in a Current Report on Form 8-K that it had acquired Span Instruments, Inc. ("Span") in a transaction pursuant to which the Company issued 1.3 million shares of its common stock to the former shareholders of Span.

                              TYLAN GENERAL, INC.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TYLAN GENERAL, INC.




Date:  September 11, 1996              By:   /s/ David L. Stone
                                           ----------------------------------
                                           David L. Stone
                                           Executive Vice President, Chief
                                           Financial Officer and Secretary
                                           (Principal Financial and
                                           Accounting Officer)